Form 10-Q
period 2003-06-30
ODESSA REGIONAL HOSPITAL LP
filed 2003-08-29
CIK 1101491

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________.

COMMISSION FILE NUMBER: 333-106612-02

ODESSA REGIONAL HOSPITAL, LP

(Exact Name of Registrant as Specified in Its Certificate of Limited Partnership)

DELAWARE	76-0450619
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	(Identification No.)

113 SEABOARD LANE, SUITE A-200
FRANKLIN, TENNESSEE 37067
(Address of Principal Executive Offices)

(615) 844-2747
(Registrant’s Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

     Indicate by check mark ✓ whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☑

     Indicate by check mark ✓ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

     The Registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q (as modified by grants of no-action relief) and is therefore filing this form using the reduced disclosure format specified therein.

i

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

ODESSA REGIONAL HOSPITAL, LP
CONDENSED BALANCE SHEETS
(In thousands)

	(unaudited)
	June 30,	September 30,
	2003	2002

Assets
Current assets:
Accounts receivable, net of allowance for doubtful accounts of $2,801 and $1,746, respectively	$9,238	$8,749
Due (to) from affiliate	8,930	(3,426)
Inventories	1,448	1,690
Prepaid expenses and other current assets	625	905

Total current assets	20,241	7,918
Property and equipment, net	23,782	23,456
Goodwill, net	28,827	28,827
Other assets, net	988	664

Total assets	$73,838	$60,865

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$1,955	$1,934
Salaries and benefits payable	1,082	1,047
Accrued expenses and other accrued liabilities	331	199
Current portion of long term debt and capital lease obligations	831	470

Total current liabilities	4,199	3,650
Long term portion of debt allocated from IASIS and capital leases	40,646	32,590

Total liabilities	44,845	36,240
Partners’ capital	28,993	24,625

Total liabilities and partners’ capital	$73,838	$60,865

See accompanying notes.

ODESSA REGIONAL HOSPITAL, LP
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Net revenue	$17,209	$12,448	$51,199	$35,461
Costs and expenses:
Salaries and benefits	5,282	4,523	16,121	12,254
Supplies	2,327	1,328	7,122	3,630
Other operating expenses	2,431	2,114	7,607	5,980
Provision for bad debts	1,754	1,180	4,534	3,156
Interest, net	1,259	598	3,775	2,768
Depreciation and amortization	535	352	1,567	1,047
Management fees	357	243	1,019	693

Total costs and expenses	13,945	10,338	41,745	29,528

Net earnings	$3,264	$2,110	$9,454	$5,933

See accompanying notes.

ODESSA REGIONAL HOSPITAL, LP
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2003	2002

Cash flows from operating activities
Net earnings	$9,454	$5,933
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	1,567	1,047
Changes in operating assets and liabilities:
Accounts receivable	(489)	(832)
Inventories, prepaid expenses and other current assets	522	(811)
Accounts payable, salaries and benefits payable and other accrued liabilities	188	(595)

Net cash provided by operating activities	11,242	4,742
Cash flows from investing activities
Purchases of property and equipment	(1,053)	(7,900)
Change in other assets	(276)	(29)

Net cash used in investing activities	(1,329)	(7,929)
Cash flows from financing activities
Change in due to/from affiliate, net	(9,272)	3,439
Payment of capital leases	(73)	—
Distribution to physician partners	(568)	(252)

Net cash provided by (used in) financing activities	(9,913)	3,187

Change in cash	—	—
Cash at beginning of period	—	—

Cash at end of period	$—	$—

See accompanying notes.

ODESSA REGIONAL HOSPITAL, LP
NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS

1.     Organization

     Odessa Regional Hospital, LP, a Delaware limited partnership (the “Partnership”) was formed on September 24, 1999 to own and operate Odessa Regional Hospital (the “Hospital”) in Odessa, Texas. The Partnership’s general partner is IASIS Healthcare Holdings, Inc. (“General Partner”) and the limited partners consist of IASIS Healthcare Corporation (“IASIS”) and other third party investors. The General Partner is an indirect wholly-owned subsidiary of IASIS. IASIS is a for-profit hospital management company that owns and operates 14 general, acute care hospitals in four states. IASIS also owns a Medicaid managed health plan in Arizona. Odessa Regional Hospital is a 121-bed acute care hospital that provides inpatient, outpatient and emergency care services to residents in the Odessa-Midland region of Texas.

     The unaudited condensed financial statements include the accounts of the Partnership and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The balance sheet at September 30, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the financial statements and footnotes thereto included as Exhibit 99.1 to IASIS’ Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

     In the opinion of management, the accompanying unaudited condensed financial statements contain all material adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying unaudited condensed financial statements and notes. Actual results could differ from those estimates.

2.     Debt Allocated from IASIS

     In conjunction with the acquisition of the Hospital, the Partnership entered into a promissory note (the “Note”) with IASIS in the amount of $31,387,041. Under the provisions of the Note, interest of 13% per annum is due and payable on October 1 of each year until October 1, 2004, at which time the entire outstanding principal balance, together with all accrued and unpaid interest, would be immediately due and payable in full. The Note may be prepaid in whole or in part without premium or penalty and may reborrow up to the stated principal amount.

     During 2001, the Partnership entered into a new promissory note (the “New Note”) with IASIS in the amount of $33,761,000. The New Note replaces the Note and is a five-year note at 13% interest per annum on a twenty-year amortization schedule.

     In October 2002, the partnership entered into an additional promissory note with IASIS in the amount of $8,113,346. The note is a five-year note at 9% interest per annum on a twenty-year amortization schedule.

3.     Goodwill

     Goodwill represents cost in excess of the fair value of acquired tangible net assets of the Hospital and is evaluated for impairment according to Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The Partnership adopted SFAS No. 142 effective October 1, 2001, which resulted in no goodwill impairment.

4.     Commitments and Contingencies

     Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent years because of audits by the programs, rights of appeal and the application of numerous technical

ODESSA REGIONAL HOSPITAL, LP
NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS (Continued)

provisions. In the opinion of management, adequate provision has been made for adjustments that may result from such routine audits and appeals.

     The Partnership is subject to claims and legal actions arising in the ordinary course of business. The Partnership is currently not a party to any such proceedings that, in the Partnership’s opinion, would have a material adverse effect on the Partnership’s business, financial condition or results of operations.

     The Partnership’s assets and equity interests are pledged as a full and unconditional guarantee of certain debt of IASIS, which totaled approximately $654 million at June 30, 2003.

     In order to recruit and retain physicians to the communities it serves, the Partnership has committed to provide certain financial assistance in the form of recruiting agreements with various physicians. Amounts advanced under the recruiting agreements are generally forgiven prorata over a period of 24 months after one year of completed service and contingent upon the physician continuing to practice in the respective community. The amounts advanced and not repaid, in management’s opinion, will not have a material adverse effect on the Partnership’s financial condition or results of operations.

5.     Income Taxes

     No provision for income taxes has been reflected in the accompanying unaudited condensed financial statements because the tax effect of the Partnership’s activities accrues to the individual partners. The Partnership’s tax returns and the amounts of distributable Partnership income or loss are subject to examination by the federal and state taxing authorities. In the event of an examination of the Partnership’s tax return, the tax liability of the partners could be changed if any adjustment to the Partnership taxable income or loss is ultimately sustained by the taxing authorities.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Pursuant to General Instruction (H)(2)(a) of Form 10-Q, the following analysis of the results of operations is presented in lieu of Management’s Discussion and Analysis of Financial Condition and Results of Operations. The following discussion should be read in conjunction with our unaudited condensed financial statements, the notes to our unaudited condensed financial statements and the other financial information appearing elsewhere in this report.

Overview

     Odessa Regional Hospital, LP, also referred to as the Partnership, was formed on September 24, 1999 to own and operate Odessa Regional Hospital in Odessa, Texas. The hospital is a 121-bed acute care hospital that provides inpatient, outpatient and emergency care services to residents in the Odessa-Midland region of Texas. The Partnership’s 1% general partner is IASIS Healthcare Holdings, Inc., which is an indirect wholly-owned subsidiary of IASIS Healthcare Corporation, also referred to as IASIS. IASIS is a for-profit hospital management company that owns and operates 14 general, acute care hospitals in four states. IASIS also owns a Medicaid managed health plan in Arizona. The Partnership’s initial 99% limited partner was IASIS. On February 1, 2001, IASIS sold 11.2% of its limited partner units in the Partnership to third party investors, which reduced its ownership in the Partnership accordingly.

     On June 6, 2003, IASIS issued $100.0 million of 8 1/2% senior subordinated notes due 2009. On August 14, 2003, pursuant to an effective registration statement on Form S-4 filed with the Securities and Exchange Commission, IASIS exchanged all of its outstanding 8 1/2% senior subordinated notes due 2009 for 8 1/2% senior subordinated notes due 2009 that are registered under the Securities Act of 1933, as amended. The notes are guaranteed by all of IASIS’s material subsidiaries other than Health Choice Arizona, Inc., including the Partnership.

     The Partnership, along with all of IASIS’s material subsidiaries, also guarantees IASIS’s 13% senior subordinated notes due 2009 in the amount of $230.0 million. The 13% senior subordinated notes due 2009 were issued on October 13, 1999. On May 25, 2000, IASIS exchanged all of its outstanding 13% senior subordinated notes due 2009 for 13% senior subordinated notes due 2009 that have been registered under the Securities Act of 1933, as amended.

Forward Looking Statements

     Some of the statements we make in this report are forward-looking within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results in future periods to differ materially from those anticipated in the forward-looking statements. Those risks and uncertainties include, among others, our ability to negotiate favorable contracts with managed care plans; the highly competitive nature of the healthcare industry; possible changes in Medicare and Medicaid reimbursement levels and other federal or state healthcare reforms; future cost containment initiatives undertaken by purchasers of healthcare services; our ability to attract and retain qualified management and personnel, including physicians and nurses; the effect of existing and future governmental regulations, including the Balanced Budget Act of 1997, the Balanced Budget Refinement Act of 1999 and the Medicare, Medicaid and SCHIP Benefit Improvement and Protection Act of 2000; the impact of possible governmental investigations; our ability to use our information systems effectively; our limited operating history; and general economic and business conditions. Although we believe that the assumptions underlying the forward-looking statements contained in this report are reasonable, any of these assumptions could prove to be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this report, you should not regard the inclusion of such information as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

     The following table presents, for the period indicated, information expressed as a percentage of net revenue. Such information has been derived from our unaudited condensed statement of operations.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net revenue	100.0%	100.0%	100.0%	100.0%
Salaries and benefits	30.7	36.3	31.5	34.6
Supplies	13.5	10.7	13.9	10.2
Other operating expenses	14.1	17.0	14.9	16.9
Provision for bad debts	10.2	9.5	8.9	8.9
Interest expense	7.3	4.8	7.4	7.8
Depreciation and amortization	3.1	2.8	3.0	3.0
Management fees	2.1	2.0	2.0	1.9

Net earnings	19.0%	16.9%	18.4%	16.7%

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Net Revenue

     Net revenue is comprised of net patient service revenue and other revenue. Net patient service revenue is reported net of contractual adjustments. The adjustments principally result from differences between the hospital’s established charges and payment rates under Medicare, Medicaid and various managed care plans. Established hospital charges generally have increased at a faster rate than the rate of increase for Medicare and Medicaid payments. The calculation of appropriate payments from the Medicare and Medicaid programs as well as terms governing agreements with other third-party payors are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount.

     Net revenue totaled $17.2 million for the three months ended June 30, 2003, compared to $12.4 million in the same period during 2002, an increase of $4.8 million, or 38.2%. Our net patient revenue per adjusted admission increased 4.8% for the three months ended June 30, 2003, compared to the same period in 2002. The increase in net patient revenue per adjusted admission was due primarily to price increases, along with increased acuity from growth in cardiac and inpatient surgical cases.

     Admissions increased 27.0% from 921 for the three months ended June 30, 2002 to 1,170 for the same period in 2003, and patient days increased 25.6% from 3,643 for the three months ended June 30, 2002 to 4,576 for the same period in 2003. Adjusted admissions increased 31.1% from 1,363 for the three months ended June 30, 2002 to 1,787 for the same period in 2003, and adjusted patient days increased 29.4% from 5,395 for the three months ended June 30, 2002 to 6,979 for the same period in 2003.

Operating Expenses

     Salaries and benefits increased $759,000 from $4.5 million, or 36.3% of net revenue, in the three months ended June 30, 2002 to $5.3 million, or 30.7% of net revenue, in the three months ended June 30, 2003. The increase was due primarily to volume growth, general wage inflation and an increase in employee benefits. The 5.6% decrease in salaries and benefits as a percentage of net revenue from period to period was attributable to staffing efficiencies achieved from leveraging labor-related costs through the growth in net revenue.

     Supplies expense increased $1.0 million from $1.3 million, or 10.7% of net revenue, in the three months ended June 30, 2002 to $2.3 million, or 13.5% of net revenue, in the three months ended June 30, 2003. Supplies as a percentage of net revenue increased 2.8% from period to period primarily due to an increase in acuity which resulted in an increased utilization of higher cost medical supplies such as cardiac implants and certain drugs.

     Other operating expenses, consisting of medical and clinical fees, other fees and services, repairs and maintenance, insurance, rent expense, amortization of physician recruiting costs and other expenses increased $317,000 from $2.1 million, or 17.0% of net revenue, in the three months ended June 30, 2002 to $2.4 million, or 14.1% of net revenue, in the three months ended June 30, 2003. The increase in other operating expenses was primarily the result of increases in insurance costs, rent expense and physician recruiting costs. Other operating expenses as a percent of net revenue decreased 2.9% from period to period due primarily to the leveraging of fixed costs through the growth in net revenue.

     Provision for bad debts increased $574,000 from $1.2 million, or 9.5% of net revenue, in the three months ended June 30, 2002 to $1.8 million, or 10.2% of net revenue, in the three months ended June 30, 2003. Provision for bad debts as a percentage of net revenue increased 0.7% from period to period due to an increase in self-pay receivables reflecting the continuing trend of increased co-pay and deductibles passed on by employers to employees during 2003.

     Depreciation and amortization expense increased $183,000 from $352,000 in the three months ended June 30, 2002 to $535,000 in the three months ended June 30, 2003. The increase in depreciation and amortization was primarily the result of additions to property and equipment during 2002 and 2003.

     Interest expense increased $661,000 from $598,000 in the three months ended June 30, 2002 to $1.3 million in the three months ended June 30, 2003. The increase in interest expense is due to the increase in debt associated with a new promissory note entered into with IASIS in October 2002.

     Management fees increased $114,000 from $243,000 in the three months ended June 30, 2002 to $357,000 in the three months ended June 30, 2003. Management fees represent an allocation of IASIS’s corporate overhead costs. The increase in allocated management fees resulted from an increase in IASIS’s corporate overhead costs.

     Net earnings were $2.1 million for the three months ended June 30, 2002 as compared to $3.3 million for the three months ended June 30, 2003.

Nine Months Ended June 30, 2003 Compared to Nine Months Ended June 30, 2002

Net Revenue

     Net revenue totaled $51.2 million for the nine months ended June 30, 2003, compared to $35.5 million for the nine months ended June 30, 2002, an increase of $15.7 million, or 44.4%. Our net patient revenue per adjusted admission increased 18.1% for the nine months ended June 30, 2003, compared to the same period in 2002. The increase in net patient revenue per adjusted admission was due primarily to price increases, along with increased acuity from growth in cardiac and inpatient surgical cases.

     Admissions increased 24.1% from 3,059 for the nine months ended June 30, 2002 to 3,797 for the same period in 2003, and patient days increased 28.8% from 11,164 for the nine months ended June 30, 2002 to 14,384 for the same period in 2003. Adjusted admissions increased 23.5% from 4,543 for the nine months ended June 30, 2002 to 5,610 for the same period in 2003, and adjusted patient days increased 28.2% from 16,579 for the nine months ended June 30, 2002 to 21,253 for the same period in 2003.

Operating Expenses

     Salaries and benefits increased $3.9 million from $12.2 million, or 34.6% of net revenue, for the nine months ended June 30, 2002 to $16.1 million, or 31.5% of net revenue, for the nine months ended June 30, 2003. The increase was due primarily to volume growth, general wage inflation and an increase in employee benefits. The 3.1% decrease in salaries and benefits as a percentage of net revenue from period to period was attributable to staffing efficiencies achieved from leveraging labor-related costs through the growth in net revenue.

     Supplies expense increased $3.5 million from $3.6 million, or 10.2% of net revenue, for the nine months ended June 30, 2002 to $7.1 million, or 13.9% of net revenue, for the nine months ended June 30, 2003. Supplies as a percentage of net revenue increased 3.7% from period to period primarily due to an increase in acuity which resulted in an increased utilization of higher cost medical supplies such as cardiac implants and certain drugs.

     Other operating expenses increased $1.6 million from $6.0 million, or 16.9% of net revenue, for the nine months ended June 30, 2002 to $7.6 million, or 14.9% of net revenue, for the nine months ended June 30, 2003. The increase in other operating expenses was primarily the result of increases in insurance costs, rent expense and physician recruiting costs. Other operating expenses as a percentage of net revenue decreased 2.0% from period to period due primarily to the leveraging of fixed costs through the growth in net revenue.

     Provision for bad debts increased $1.4 million from $3.1 million for the nine months ended June 30, 2002 to $4.5 million for the same period in 2003. As a percentage of net revenue, provision for bad debts remained consistent with the prior year period at 8.9%.

     Depreciation and amortization expense increased $520,000 from $1.0 million in the nine months ended June 30, 2002 to $1.5 million in the nine months ended June 30, 2003. The increase in depreciation and amortization was primarily the result of additions to property and equipment during 2002 and 2003.

     Interest expense increased $1.0 million from $2.8 million in the nine months ended June 30, 2002 to $3.8 million in the nine months ended June 30, 2003. The increase in interest expense is due to the increase in debt associated with a new promissory note entered into with IASIS in October 2002.

     Management fees increased $326,000 from $693,000 for the nine months ended June 30, 2002 to $1.0 million for the nine months ended June 30, 2003. Management fees represent an allocation of IASIS’s corporate overhead costs. The increase in allocated management fees resulted from an increase in IASIS’s corporate overhead costs.

     Net earnings were $5.9 million for the nine months ended June 30, 2002 as compared to $9.5 million for the nine months ended June 30, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Omitted pursuant to General Instruction (H)(2)(c) of Form 10-Q.

Item 4. Controls and Procedures

     Under the supervision and with the participation of our management team, including the persons performing the functions of principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2003. Based on this evaluation, the persons performing the functions of principal executive officer and principal financial officer concluded that the Partnership’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports.

     There were no changes in our internal control over financial reporting that occurred during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	List of Exhibits:

3.1	Certificate of Limited Partnership of Odessa Regional Hospital, LP, as filed with the Secretary of State of the State of Delaware on September 24, 1999**

3.2	Amended and Restated Limited Partnership Agreement of Odessa Regional Hospital, LP*

4.1	Indenture, dated as of June 6, 2003, among IASIS Healthcare Corporation, the Subsidiary Guarantors and The Bank of New York, as Trustee*

4.2	Form of Subsidiary Guarantee dated as of June 6, 2003, executed by each of the Subsidiary Guarantors*

4.3	Registration Rights Agreement Dated June 6, 2003, by and among IASIS Healthcare Corporation, the Guarantors signatories thereto and Banc Of America Securities LLC, Bear, Stearns & Co. Inc. and Citigroup Global Markets Inc.*

10.1	First Amendment to Credit Agreement dated as of May 21, 2003, by and among IASIS Healthcare Corporation, the Subsidiary Guarantors, the Lenders party thereto and Bank of America, N.A., as Administrative Agent*

31.1	Certification pursuant to Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Partnership’s Registration Statement on Form S-4 (Registration No. 333-106612-02)

**	Incorporated by reference to the Partnership’s Registration Statement on Form S-4 (Registration No. 333-94521-24)

(b)	Reports on Form 8-K:

None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ODESSA REGIONAL HOSPITAL, LP

	By:	IASIS Healthcare Holdings, Inc. General Partner

Date: August 29, 2003	By:	/s/ Stacey Gerig Stacey Gerig Chief Financial Officer — Odessa Regional Hospital

EXHIBIT INDEX

3.1	Certificate of Limited Partnership of Odessa Regional Hospital, LP, as filed with the Secretary of State of the State of Delaware on September 24, 1999**

3.2	Limited Partnership Agreement of Odessa Regional Hospital, LP*

4.1	Indenture, dated as of June 6, 2003, among IASIS Healthcare Corporation, the Subsidiary Guarantors and The Bank of New York, as Trustee*

4.2	Form of Subsidiary Guarantee dated as of June 6, 2003, executed by each of the Subsidiary Guarantors*

4.3	Registration Rights Agreement Dated June 6, 2003, by and among IASIS Healthcare Corporation, the Guarantors signatories thereto and Banc Of America Securities LLC, Bear, Stearns & Co. Inc. and Citigroup Global Markets Inc.*

10.1	First Amendment to Credit Agreement dated as of May 21, 2003, by and among IASIS Healthcare Corporation, the Subsidiary Guarantors, the Lenders party thereto and Bank of America, N.A., as Administrative Agent*

31.2	Certification pursuant to Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Partnership’s Registration Statement on Form S-4 (Registration No. 333-106612-02)

**	Incorporated by reference to the Partnership’s Registration Statement on Form S-4 (Registration No. 333-94521-24)