Form 10-K
period 2003-09-30
ODESSA REGIONAL HOSPITAL LP
filed 2003-12-24
CIK 1101491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________.

Commission File Number: 333-106612-02

ODESSA REGIONAL HOSPITAL, LP

(Exact Name of Registrant as Specified in Its Certificate of Limited Partnership)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	62-1795574 (I.R.S. Employer Identification No.)

113 SEABOARD LANE, SUITE A-200 FRANKLIN, TENNESSEE (Address of Principal Executive Offices)	37067 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (615) 844-2747

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ x ] NO [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES [ ] NO [ x ]

      The Registrant meets the conditions set forth in General Instruction I 1(a) and (b) of Form 10-K (as modified by grants of no-action relief) and is therefore filing this form using the reduced disclosure format specified therein.

i

ODESSA REGIONAL HOSPITAL, LP

PART I

Item 1. Business.

      Odessa Regional Hospital, LP, also referred to as the Partnership, was formed on September 24, 1999 to own and operate Odessa Regional Hospital in Odessa, Texas. The hospital is a 121-bed acute care hospital that provides inpatient, outpatient and emergency care services to residents in the Odessa-Midland region of Texas. The Partnership’s 1% general partner is IASIS Healthcare Holdings, Inc., which is a wholly-owned subsidiary of IASIS Healthcare Corporation, also referred to as IASIS. IASIS is a for-profit hospital management company that owns and operates 14 acute care hospitals in four states. IASIS also owns and operates a behavioral health center in Phoenix, Arizona and has an ownership interest in three ambulatory surgery centers. In addition, IASIS owns and operates a Medicaid managed health plan in Phoenix. The Partnership’s initial 99% limited partner was IASIS. On February 1, 2001, the Partnership sold 11.2% of its limited partner units in the Partnership to third-party investors, which reduced IASIS’s ownership in the Partnership accordingly. IASIS currently owns an 87.8% interest in the Partnership.

      On June 6, 2003, IASIS issued $100.0 million of 8-1/2% senior subordinated notes due 2009. On August 14, 2003, pursuant to an effective registration statement on Form S-4 filed with the Securities and Exchange Commission, IASIS completed the exchange of all of its outstanding 8-1/2% senior subordinated notes due 2009 for an equivalent principal amount of 8-1/2% senior subordinated notes due 2009 that are registered under the Securities Act of 1933, as amended. The notes are guaranteed by all of IASIS’s material subsidiaries other than Health Choice Arizona, Inc., including the Partnership.

      The Partnership, along with all of IASIS’s material subsidiaries, also guarantees IASIS’s 13% senior subordinated notes due 2009 in the amount of $230.0 million. IASIS issued 13% senior subordinated notes due 2009 on October 13, 1999. On May 25, 2000, IASIS exchanged all of its outstanding 13% senior subordinated notes due 2009 for an equivalent principal amount of 13% senior subordinated notes due 2009 that have been registered under the Securities Act of 1933, as amended.

      In addition, substantially all of the Partnership’s assets are pledged as collateral under IASIS’s bank credit facility.

Item 2. Properties.

      Information regarding the hospital owned and operated by the Partnership can be found in Item 1 of this report under the caption, “Business.”

Item 3. Legal Proceedings.

      The Partnership is involved in litigation and proceedings from time to time in the ordinary course of business. The Partnership currently is not a party to any litigation or proceeding that, in management’s opinion, would have a material adverse effect upon its business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

      Omitted pursuant to General Instruction I to Form 10-K.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

      There is no established public trading market for the Partnership’s equity securities. IASIS, directly and through IASIS Healthcare Holdings, Inc., currently owns an 88.8% interest in the Partnership. The remaining 11.2% is owned by third-party investors.

Item 6. Selected Financial Data.

      Omitted pursuant to General Instruction I to Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      Pursuant to General Instruction I of Form 10-K, the following analysis of the results of operations is presented in lieu of Management’s Discussion and Analysis of Financial Condition and Results of Operations. The following discussion should be read in conjunction with our audited financial statements, the notes to our audited financial statements and the other financial information appearing elsewhere in this report.

Overview

      Odessa Regional Hospital, LP, also referred to as the Partnership, was formed on September 24, 1999 to own and operate Odessa Regional Hospital in Odessa, Texas. The hospital is a 121-bed acute care hospital that provides inpatient, outpatient and emergency care services to residents in the Odessa-Midland region of Texas. The Partnership’s 1% general partner is IASIS Healthcare Holdings, Inc., which is a wholly-owned subsidiary of IASIS Healthcare Corporation, also referred to as IASIS. IASIS is a for-profit hospital management company that owns and operates 14 acute care hospitals in four states. IASIS also owns and operates a behavioral health center in Phoenix, Arizona and has an ownership interest in three ambulatory surgery centers. In addition, IASIS owns and operates a Medicaid managed health plan in Phoenix. The Partnership’s initial 99% limited partner was IASIS. On February 1, 2001, the Partnership sold 11.2% of its limited partner units in the Partnership to third-party investors, which reduced IASIS’s ownership in the Partnership accordingly. IASIS currently owns an 87.8% interest in the Partnership.

      On June 6, 2003, IASIS issued $100.0 million of 8-1/2% senior subordinated notes due 2009. On August 14, 2003, pursuant to an effective registration statement on Form S-4 filed with the Securities and Exchange Commission, IASIS completed the exchange of all of its outstanding 8-1/2% senior subordinated notes due 2009 for an equivalent principal amount of 8-1/2% senior subordinated notes due 2009 that are registered under the Securities Act of 1933, as amended. The notes are guaranteed by all of IASIS’s material subsidiaries other than Health Choice Arizona, Inc., including the Partnership.

      The Partnership, along with all of IASIS’s material subsidiaries, also guarantees IASIS’s 13% senior subordinated notes due 2009 in the amount of $230.0 million. IASIS issued 13% senior subordinated notes due 2009 on October 13, 1999. On May 25, 2000, IASIS exchanged all of its outstanding 13% senior subordinated notes due 2009 for an equivalent principal amount of 13% senior subordinated notes due 2009 that have been registered under the Securities Act of 1933, as amended.

      In addition, substantially all of the Partnership’s assets are pledged as collateral under IASIS’s bank credit facility.

Forward-Looking Statements

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

Results of Operations

      The following table presents, for the periods indicated, information expressed as a percentage of net revenue. Such information has been derived from our audited statements of operations.

	Year Ended
	September 30,

	2003	2002

Net revenue	100.0%	100.0%
Salaries and benefits	31.5	35.3
Supplies	12.9	10.7
Other operating expenses	14.7	17.7
Provision for bad debts	9.0	8.5
Interest, net	7.5	7.3
Depreciation and amortization	3.2	3.2
Management fees	2.4	2.6

Net income	18.8%	14.7%

Year Ended September 30, 2003 Compared to Year Ended September 30, 2002

      Net revenue - Net revenue totaled $67.2 million for the year ended September 30, 2003, compared to $48.5 million for the year ended September 30, 2002, an increase of $18.7 million, or 38.6%. Net patient revenue per adjusted admission increased 13.3% for the year ended September 30, 2003, compared to the same period in 2002. The increase in net patient revenue per adjusted admission was due primarily to rate increases, along with increased acuity from growth in cardiac and inpatient surgical cases.

      Admissions increased 20.0% from 4,120 for the year ended September 30, 2002 to 4,942 for the same period in 2003 and adjusted admissions increased 22.1% from 6,079 for the year ended September 30, 2002 to 7,424 for the same period in 2003. The increase in admissions and adjusted admissions was the result of our upgrading medical equipment and technology, recruiting physicians and expanding services through a facility expansion and renovation program.

      Salaries and benefits - Salaries and benefits increased $4.1 million from $17.1 million, or 35.3% of net revenue, for the year ended September 30, 2002 to $21.2 million, or 31.5% of net revenue, for the year ended September 30, 2003. The increase was due primarily to volume growth, general wage inflation and an increase in employee benefits. The 3.8% decrease in salaries and benefits as a percentage of net revenue from period to period was attributable to staffing efficiencies achieved from leveraging labor-related costs through the growth in net revenue.

      Supplies expense - Supplies expense increased $3.5 million from $5.2 million, or 10.7% of net revenue, for the year ended September 30, 2002 to $8.7 million, or 12.9% of net revenue, for the year ended September 30, 2003. Supplies as a percentage of net revenue increased 2.2% from period to period primarily due to an increase in acuity which resulted in an increased utilization of higher cost medical supplies such as cardiac implants and certain drugs.

      Other operating expenses - Other operating expenses increased $1.2 million from $8.6 million, or 17.7% of net revenue, for the year ended September 30, 2002 to $9.8 million, or 14.7% of net revenue, for the year ended September 30, 2003. The increase in other operating expenses was primarily the result of increases in insurance costs, rent expense, non-income taxes and physician recruiting costs. We expect our other operating expenses to continue to be negatively impacted for the near term by insurance expense increases as a result of continued cost pressures on the professional liability insurance market. Other operating expenses as a percentage of net revenue decreased 3.0% from period to period due primarily to the leveraging of fixed costs through the growth in net revenue.

      Provision for bad debts - Provision for bad debts increased $1.9 million from $4.1 million for the year ended September 30, 2002 to $6.0 million for the same period in 2003. As a percentage of net revenue, provision for bad debts increased 0.5% from period to period primarily due to an increase in self pay revenue as a result of the growth in the number of uninsured patients and an increase in the amount of co-pays and deductibles passed on by employers to employees.

      Depreciation and amortization - Depreciation and amortization expense increased $612,000 from $1.5 million in the year ended September 30, 2002 to $2.1 million in the year ended September 30, 2003. The increase in depreciation and amortization was primarily the result of additions to property and equipment during 2002 and 2003.

      Interest, net - Interest expense, net increased $1.4 million from $3.6 million in the year ended September 30, 2002 to $5.0 million in the year ended September 30, 2003. The increase in interest expense is due to the increase in debt associated with a new promissory note entered into with IASIS in October 2002 and due to the Partnership’s capitalization of approximately $800,000 in interest costs in 2002 associated with construction projects at the hospital. During 2002, the hospital completed a $12.0 million facility expansion and renovation program.

      Management fees - Management fees increased $400,000 from $1.2 million for the year ended September 30, 2002 to $1.6 million for the year ended September 30, 2003. Management fees represent an allocation of IASIS’s corporate overhead costs and are allocated based on the Partnership’s net revenue. The increase in allocated management fees resulted from an increase in net revenue and an increase in IASIS’s corporate overhead costs.

      Net Income - Net income was $7.1 million for the year ended September 30, 2002 as compared to $12.6 million for the year ended September 30, 2003.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      Not applicable.

Item 8. Financial Statements and Supplementary Data.

ODESSA REGIONAL HOSPITAL, LP

Index to Financial Statements

Years Ended September 30, 2003, 2002 and 2001

Report of Independent Auditors

The Partners
Odessa Regional Hospital, LP

We have audited the accompanying balance sheets of Odessa Regional Hospital, LP (the “Partnership”) (a Delaware limited partnership) as of September 30, 2003 and 2002, and the related statements of income, changes in partners’ capital, and cash flows for each of the three years in the period ended September 30, 2003. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Odessa Regional Hospital, LP at September 30, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the financial statements, effective October 1, 2001 the Partnership changed its method of accounting for goodwill and other intangibles assets.

/s/ ERNST & YOUNG LLP
Nashville, Tennessee November 10, 2003

ODESSA REGIONAL HOSPITAL, LP
Balance Sheets
(in thousands, except unit amounts)

	September 30,

	2003	2002

Assets
Current assets:
Accounts receivable, net of allowance for doubtful accounts of $2,346 and $1,746, respectively	$7,365	$8,748
Inventories	1,299	1,691
Prepaid expenses and other current assets	249	905

Total current assets	8,913	11,344
Property and equipment, net	23,991	23,456
Goodwill	28,827	28,827
Due from affiliate	14,107	—
Other assets, net	864	664

Total assets	$76,702	$64,291

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$2,501	$1,934
Salaries and benefits payable	1,489	1,047
Other accrued liabilities	405	199
Current portion of capital lease obligations	182	—
Current portion of debt allocated from IASIS	960	470

Total current liabilities	5,537	3,650
Long-term capital lease obligations	665	—
Debt allocated from IASIS	39,588	32,590
Due to affiliate	—	3,426
Partners’ Capital:
General partner — 1% ownership interest at September 30, 2003 and 2002	624	562
Limited partners — $25,000 per unit; 733 and 732 units issued and outstanding at September 30, 2003 and 2002, respectively	30,288	24,063

Total partners’ capital	30,912	24,625

Total liabilities and partners’ capital	$76,702	$64,291

See accompanying notes

ODESSA REGIONAL HOSPITAL, LP
Statements Of Income
(in thousands)

	Year Ended September 30,

	2003	2002	2001

Net revenue	$67,167	$48,539	$39,646
Costs and expenses:
Salaries and benefits	21,164	17,136	15,164
Supplies	8,656	5,209	4,955
Other operating expenses	9,849	8,602	6,019
Provision for bad debts	6,049	4,134	3,856
Interest, net	5,031	3,559	4,136
Depreciation and amortization	2,149	1,537	2,145
Management fees	1,623	1,249	1,138

Total costs and expenses	54,521	41,426	37,413

Net income	$12,646	$7,113	$2,233

Net income attributable to general partner	$126	$71	$23

Net income attributable to limited partners	$12,520	$7,042	$2,210

Net income per partnership unit	$17	$10	$3

See accompanying notes

ODESSA REGIONAL HOSPITAL, LP
Statements of Cash Flows
(in thousands)

	Year Ended September 30,

	2003	2002	2001

Cash flows from operating activities
Net income	$12,646	$7,113	$2,233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,149	1,537	2,145
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	1,383	(135)	(2,580)
Inventories, prepaid expenses and other current assets	1,048	(1,057)	(18)
Accounts payable, salaries and benefits payables and other accrued liabilities	1,215	(806)	2,016

Net cash provided by operating activities	18,441	6,652	3,796
Cash flows from investing activities
Purchases of property and equipment, net	(1,714)	(9,564)	(4,599)
Change in other assets	(200)	(627)	(18)

Net cash used in investing activities	(1,914)	(10,191)	(4,617)
Cash flows from financing activities
Payment of debt and capital leases	(748)	(413)	—
Change in due to/from affiliate, net	(9,420)	7,070	(825)
Syndication proceeds, net	—	—	2,075
Proceeds from resale of partnership unit	29	—	—
Repurchase of partnership unit	—	(29)	—
Distribution to partners	(6,388)	(3,089)	(429)

Net cash (used in) provided by financing activities	(16,527)	3,539	821

Change in cash	—	—	—
Cash at beginning of period	—	—	—
Cash at end of period	$—	$—	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,992	$4,329	$4,137

Non-cash transactions:
Capital contribution from IASIS for general and limited partner interests	$—	$—	$33,504

Issuance of promissory note for construction	$8,133	$—

Issuance of promissory note in connection with the formation of the Partnership	$—	$—	$33,473

Repayment of promissory note in connection with the formation of the Partnership	$—	$—	$(31,387)

Capital lease obligation incurred to acquire equipment	$970	$—	$—

See accompanying notes

ODESSA REGIONAL HOSPITAL, LP
Statements of Changes in Partners’ Capital
Years Ended September 30, 2003, 2002 and 2001
(in thousands)

	Managing
	General	Limited
	Partner	Partners	Total

Balance at September 30, 2000	$134	$13,299	$13,433
Capital contributions from Partners, net of offering costs of $186	369	5,024	5,393
Distributions to partners	(4)	(425)	(429)
Net income	23	2,210	2,233

Balance at September 30, 2001	522	20,108	20,630
Repurchase of partnership unit	—	(29)	(29)
Distributions to partners	(31)	(3,058)	(3,089)
Net income	71	7,042	7,113

Balance at September 30, 2002	562	24,063	24,625
Sale of Partnership Unit	—	29	29
Distributions to partners	(64)	(6,324)	(6,388)
Net income	126	12,520	12,646

Balance at September 30, 2003	$624	$30,288	$30,912

See accompanying notes

ODESSA REGIONAL HOSPITAL, L.P.
NOTES TO FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies

Basis of Presentation

Odessa Regional Hospital, LP, a Delaware limited partnership (the “Partnership”) was formed on September 24, 1999 to own and operate Odessa Regional Hospital (the “Hospital”) in Odessa, Texas. The Partnership’s general partner is IASIS Healthcare Holdings, Inc. (“General Partner”) and the limited partners consist of IASIS Healthcare Corporation (“IASIS”) and other third-party investors. The General Partner is a wholly-owned subsidiary of IASIS. IASIS is a for-profit hospital management company that owns and operates 14 acute care hospitals in four states. IASIS also owns and operates a behavioral health center in Phoenix, Arizona and has an ownership interest in three ambulatory surgery centers. In addition, IASIS owns and operates a Medicaid managed health plan in Phoenix. The Hospital is a 121-bed acute care hospital that provides inpatient, outpatient and emergency care services to residents in the Odessa-Midland region of Texas.

The Partnership’s Amended and Restated Limited Partnership Agreement provides that earnings, losses and distributions will be shared pro rata among the partners.

Recently Issued Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (the “FASB”), issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees (“FIN 45”). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee. The Partnership will apply FIN 45 to guarantees, if any, issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material effect on the Partnership’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“VIEs”), an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). FIN 46 requires certain VIEs to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the equity of the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. The adoption of FIN 46 is not expected to have a material effect on the Partnership’s financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Most provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS 149 is not expected to have a material effect on the Partnership’s financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Partnership’s financial position or results of operations.

ODESSA REGIONAL HOSPITAL, L.P.
NOTES TO FINANCIAL STATEMENTS

Net Revenue

The Partnership has entered into agreements with third-party payors, including government programs and managed care health plans, under which the Partnership is paid based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges.

Net patient service revenue is reported at the estimated net realizable amounts from third-party payers and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and are adjusted, if necessary, in future periods when final settlements are determined.

Net adjustments to estimated third-party settlements resulted in an increase of approximately $550,000 and a decrease of approximately $125,000 to the Partnership’s net revenues for the years ended September 30, 2003 and 2002, respectively. There were no similar adjustments in 2001.

The calculation of appropriate payments from the Medicare and Medicaid programs as well as terms governing agreements with other third-party payors are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term. The Partnership believes that it is in material compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Partnership’s financial position or results of operations. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

The Partnership provides care without charge to patients who are financially unable to pay for the healthcare services they receive. Because the Partnership does not pursue collection of amounts determined to qualify as charity care, they are not reported as net revenue. As a result of providing services to certain qualifying low-income and uninsured patients, the Partnership received approximately $1,713,000, $2,101,000 and $2,716,000 in connection with the State of Texas Disproportionate Share Program for the years ended September 30, 2003, 2002 and 2001, respectively, which are reported in net revenue in the accompanying Statements of Income.

Accounts Receivable

The Partnership receives payment for services rendered from federal and state agencies (under Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients. During the years ended September 30, 2003, 2002 and 2001, approximately 15%, 14% and 11%, respectively, of the Partnership’s net patient revenue related to patients participating in the Medicare program and 27%, 25% and 18%, respectively, of the Partnership’s net patient revenue related to patients participating in Medicaid programs. The Partnership recognizes that revenues and receivables from government agencies are significant to the Partnership’s operations, but does not believe that there are significant credit risks associated with these governmental agencies. The Partnership believes that concentration of credit risk from other payors is limited by the number of patients and payors.

Net Medicare settlement receivables estimated as of September 30, 2003 and 2002 and included in accounts receivable in the accompanying balance sheets approximated $111,000 and $1,114,000, respectively.

Inventories

Inventories, principally medical supplies and pharmaceuticals, are stated at the lower of cost or market.

Long-lived Assets

(a) Property and Equipment

Property and equipment are stated at cost. Depreciation expense is computed using the straight-line method and was approximately $2,149,000, $1,537,000 and $1,245,000 for the years ended September 30, 2003, 2002 and 2001, respectively. Buildings and improvements are depreciated over estimated lives ranging generally from fourteen to forty years. Estimated useful lives of equipment vary generally from five to fifteen years. Routine repairs and maintenance are charged to expense as incurred. The Partnership capitalized approximately $800,000 of interest

ODESSA REGIONAL HOSPITAL, L.P.
NOTES TO FINANCIAL STATEMENTS

during 2002 related to its facility expansion project which was completed in 2002 at a total cost of approximately $12 million.

(b) Goodwill

The Partnership adopted SFAS No. 142 effective October 1, 2001 and completed the required transitional impairment test in the 2002 fiscal year, which resulted in no impairment. Pursuant to the provisions of SFAS No. 142, goodwill is no longer amortized but is subject to annual impairment reviews (see Note 3).

(c) Other Assets

Other assets consist primarily of costs to recruit physicians to the Partnership’s market, which are deferred and generally amortized over a period of 24 months after one year of completed service. Amortization of physician recruiting costs is included in other operating expenses.

Income Taxes

No provision for income taxes has been reflected in the accompanying financial statements because the tax effect of the Partnership’s activities accrues to the individual partners. The Partnership’s tax returns and the amounts of distributable Partnership income or loss are subject to examination by the federal and state taxing authorities. In the event of an examination of the Partnership’s tax return, the tax liability of the partners could be changed if any adjustment to the Partnership taxable income or loss is ultimately sustained by the taxing authorities.

Fair Value of Financial Instruments

Accounts receivable, accounts payable and accrued liabilities are reflected in the accompanying financial statements at fair value because of the short-term nature of these instruments. The carrying amounts of the Partnership’s long-term debt and capital lease obligations approximate their fair value. The fair value of the Partnership’s long-term debt and capital lease obligations is estimated using discounted cash flow analyses, based on the Partnership’s current incremental borrowing rates for similar types of borrowing arrangements.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation. Such reclassifications had no material effect on the financial position and results of operations as previously reported.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and notes. Actual results could differ from those estimates.

ODESSA REGIONAL HOSPITAL, L.P.
NOTES TO FINANCIAL STATEMENTS

2. Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30,

	2003	2002

Land	$745	$739
Buildings and improvements	15,950	15,856
Equipment	12,556	10,753

	29,251	27,348
Less accumulated depreciation and amortization	(6,073)	(3,929)

	23,178	23,419
Construction-in-progress (estimated cost to complete at September 30, 2003 - $2,997)	813	37

	$23,991	$23,456

3. Goodwill

Effective October 1, 2001, the Partnership adopted the provisions of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS No. 142, amortization of goodwill ceased as of October 1, 2002. The following table presents net earnings for the years ended September 30, 2003, 2002 and 2001 assuming SFAS No. 142 had been adopted October 1, 2000 (in thousands):

	Year ended September 30,

	2003	2002	2001

Reported net earnings (loss)	$12,646	$7,113	$2,233
Add back: Goodwill amortization	—	—	873

Adjusted net earnings	$12,646	$7,113	$3,106

The Partnership has completed its annual impairment test for the 2003 fiscal year, which resulted in no impairment.

4. Debt Allocated from IASIS

In conjunction with the acquisition of the Hospital, the Partnership entered into a promissory note (the “Note”) with IASIS in the amount of $31,387,000. Under the provisions of the Note, interest of 13% per annum was due and payable on October 1 of each year until October 1, 2004, at which time the entire outstanding principal balance, together with all accrued and unpaid interest, was immediately due and payable in full. The Note could be prepaid in whole or in part without premium or penalty and could be reborrowed up to the stated principal amount.

During 2001, the Partnership entered into a new promissory note (the “2001 Note”) with IASIS in the amount of $33,761,000. The 2001 Note replaced the Note and was a five-year promissory note bearing interest at 13% interest per annum on a twenty-year amortization schedule.

The Partnership, effective October 1, 2002, entered into a promissory note (the “2002 Note”) with IASIS for $8,113,000. The proceeds from this note were used to partially fund the Partnership’s construction of a $12 million addition to the hospital. The 2002 Note is a five-year promissory note bearing interest at 9% per annum on a twenty-year amortization schedule.

ODESSA REGIONAL HOSPITAL, L.P.
NOTES TO FINANCIAL STATEMENTS

The Partnership, effective October 1, 2003, entered into an additional new promissory note (the “2003 Note”) with IASIS in the amount of $32,590,000. The 2003 Note replaces the 2001 Note and is a three-year promissory note bearing interest at 9.3% interest per annum on a twenty-year amortization schedule. Interest is due and payable on the last day of the month beginning October 31, 2003 until September 30, 2006, at which time the entire outstanding principal balance, together with all accrued and unpaid interest, would be immediately due and payable in full.

Maturities of the 2002 Note and the 2003 Note at September 30, 2003 are as follows (in thousands):

2004	$960
2005	1,055
2006	31,120
2007	7,413

$40,548

5. Due From Affiliate

Due to/from affiliate balances represent the net excess of funds transferred to or paid on behalf of the Partnership over funds transferred to the centralized cash management account of IASIS. Generally, the balance is increased or decreased through daily cash deposits by the Partnership to the centralized cash management account. Additionally, this balance is increased or decreased by automatic cash transfers from the account to reimburse the Partnership’s bank accounts for operating expenses and to pay the Partnership’s debt, completed construction project additions, fees and services provided by IASIS, including information systems services, and other operating expenses, such as payroll, interest and insurance. Management fees represent an allocation of corporate overhead costs of IASIS.

The Partnership is charged interest on due to affiliate balances at a rate equal to the prime commercial lending rate as quoted in The Wall Street Journal plus 2.5% (4.0% at September 30, 2003) pursuant to a borrowing agreement with IASIS. The Partnership is credited interest on other due from affiliate balances at a rate equal to the 30-day Treasury Bill rate on the first day of the month as quoted in The Wall Street Journal (0.96% at September 30, 2003).

6. Contingencies

Net Revenue

The calculation of appropriate payments from the Medicare and Medicaid programs as well as terms governing agreements with other third-party payors are complex and subject to interpretation. Final determination of amounts earned under the Medicare and Medicaid programs often occurs subsequent to the year in which services are rendered because of audits by the programs, rights of appeal and the application of numerous technical provisions. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term. In the opinion of management, adequate provision has been made for adjustments that may result from such routine audits and appeals.

Professional, General And Workers’ Compensation Liability Risks

IASIS, on behalf of the Partnership, maintains general and professional liability insurance as well as workers’ compensation insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that IASIS believes to be sufficient for the Partnership, although, potentially, some claims may exceed the scope of coverage in effect. The cost of general and professional liability and workers’ compensation coverage including the full self-insured retention exposure is allocated by IASIS to the Partnership based upon adjusted patient days. IASIS maintains reserves for general and professional liability and workers’ compensation. Accordingly, no reserve for liability risks is recorded on the accompanying Balance Sheets. The costs allocated for the years ended September 30, 2003, 2002 and 2001 were approximately $947,000, $751,000 and $293,000, respectively, for general and professional liability. Workers’ compensation expense allocated for the years ended September 30, 2003, 2002 and 2001 was $392,000, $268,000 and $240,000, respectively. The Partnership is currently not a party to any such

ODESSA REGIONAL HOSPITAL, L.P.
NOTES TO FINANCIAL STATEMENTS

proceedings that, in the Partnership’s opinion, would have a material adverse effect on the Partnership’s business, financial condition or results of operations.

The Partnership participates in a self-insured program for health insurance administered by IASIS. IASIS allocates costs of the program based upon the number of program participants employed by the Partnership. The cost allocated to the Partnership represents claims paid and an estimate of claims incurred but not paid (net of employee premiums) and totaled approximately $2,167,000, $2,135,000 and $1,767,300 for the years ended September 30, 2003, 2002 and 2001, respectively.

Other

The Partnership is subject to claims and legal actions arising in the ordinary course of business. The Partnership is currently not a party to any such proceedings that, in the Partnership’s opinion, would have a material adverse effect on the Partnership’s business, financial condition or results of operations.

The Partnership’s assets and equity interests are pledged as a full and unconditional guarantee of certain debt of IASIS, which totaled approximately $652.9 million at September 30, 2003.

In order to recruit and retain physicians to the communities it serves, the Partnership has committed to provide certain financial assistance in the form of recruiting agreements with various physicians. Amounts advanced under the recruiting agreements are generally forgiven pro rata over a period of 24 months after one year of completed service and contingent upon the physician continuing to practice in the respective community. The amounts advanced and not repaid, in management’s opinion, will not have a material adverse effect on the Partnership’s financial condition or results of operations.

7. Leases

The Partnership leases various buildings and equipment under capital and operating lease agreements. The leases expire at various times and have various renewal options.

Operating lease rental expense relating primarily to the rental of buildings and equipment for the years ended September 30, 2003, 2002 and 2001 was approximately $1,452,000, $809,000 and $410,000, respectively.

Future minimum rental commitments under capital leases and noncancelable operating leases with an initial term in excess of one year at September 30, 2003, consist of the following (in thousands):

ODESSA REGIONAL HOSPITAL, L.P.
NOTES TO FINANCIAL STATEMENTS

	Capital Leases	Operating Leases

Fiscal year 2004	$227	$236
2005	227	157
2006	227	56
2007	225	30
2008	53	—

Total minimum lease commitments	959	$479

Less amounts representing interest (at rates ranging from 6.3% to 10.0%)	112

Present value of net minimum lease payments including $182 classified as current	$847

8. Retirement Plan

The Partnership participates in IASIS’s defined contribution 401(k) plan (the “Retirement Plan”) which covers, upon qualification, substantially all employees. Employees who elect to participate generally make contributions from 1% to 20% of their eligible compensation, and the Partnership matches, at its discretion, such contributions up to a maximum percentage. Generally, employees immediately vest 100% in their own contributions and vest in the employer portion of contributions in a period not to exceed five years. Partnership contributions to the Retirement Plan were approximately $164,000, $169,000 and $184,000 for the years ended September 30, 2003, 2002 and 2001, respectively.

9. Allowance for Doubtful Accounts

A summary of activity in the Partnership’s allowance for doubtful accounts follows (in thousands):

			Accounts
		Provision	Written
	Beginning	for Bad	Off, Net of	Ending
	Balance	Debts	Recoveries	Balance

Allowance for doubtful accounts:
Year ended September 30, 2001	$813	$3,856	$(2,952)	$1,717
Year ended September 30, 2002	1,717	4,134	(4,105)	1,746
Year ended September 30, 2003	1,746	6,049	(5,449)	2,346

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

Item 9A. Controls and Procedures.

      Under the supervision and with the participation of our management team, including the persons performing the functions of principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2003. Based on this evaluation, the persons performing the functions of principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports.

PART III

Item 10. Directors and Executive Officers of the Registrant.

      Omitted pursuant to General Instruction I to Form 10-K.

Item 11. Executive Compensation.

      Omitted pursuant to General Instruction I to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      Omitted pursuant to General Instruction I to Form 10-K.

Item 13. Certain Relationships and Related Transactions.

      Omitted pursuant to General Instruction I to Form 10-K.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	1.	Financial Statements: See Item 8

	2.	Financial Statement Schedules: Not Applicable

	3.	Management Contracts and Compensatory Plans and Arrangements: Not Applicable

	4.	Exhibits:

Exhibit No.	Description

3.1	Certificate of Limited Partnership of Odessa Regional Hospital, LP, as filed with the Secretary of State of the State of Delaware on September 24, 1999 (1)

3.2	Amended and Restated Limited Partnership Agreement of Odessa Regional Hospital, LP (2)

4.1	Indenture, dated as of June 6, 2003, among IASIS Healthcare Corporation, the Subsidiary Guarantors and The Bank of New York, as Trustee (2)

4.2	Form of Subsidiary Guarantee dated as of June 6, 2003, executed by each of the Subsidiary Guarantors (2)

Exhibit No.	Description

4.3	Indenture, dated as of October 15, 1999, among IASIS Healthcare Corporation, the Delaware and Limited Partnership Subsidiary Guarantors and The Bank of New York, as Trustee (3)

4.4	Senior Subordinated Guarantee, dated October 15, 1999 by the Delaware and Limited Partnership Subsidiary Guarantors in favor of (i) the holders of IASIS Healthcare Corporation’s 13% Senior Subordinated Exchange Notes due 2009 and (ii) The Bank of New York, as Trustee under the Indenture governing the above-referenced notes (3)

10.1	Amended and Restated Credit Agreement dated as of February 7, 2003, among IASIS Healthcare Corporation, as Borrower, Certain Subsidiaries of the Borrower, as Guarantors, Various Lenders, CitiCorp North America, Inc. and UBS AG, Stamford Branch, as Co-Syndication Agents, General Electric Capital Corporation and Residential Funding Corporation dba GMAC-RFC Health Capital, as Co-Documentation Agents, Bank of America, N.A., as Administrative Agent and Banc of America Securities, LLC and Salomon Smith Barney Inc., as Joint Lead Arrangers and Joint Book Managers (4)

10.2	First Amendment to Credit Agreement dated as of May 21, 2003, by and among IASIS Healthcare Corporation, the Subsidiary Guarantors, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (2)

31.1	Certification of Person Performing Functions of Principal Executive Officer pursuant to Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Person Performing Functions of Principal Financial Officer pursuant to Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Partnership’s Registration Statement on Form S-4 (Registration No. 333-94521-24).

(2)	Incorporated by reference to the Partnership’s Registration Statement on Form S-4 (Registration No. 333-106612-02).

(3)	Incorporated by reference to IASIS Healthcare Corporation’s Registration Statement on Form S-4 (Registration No. 333-94521).

(4)	Incorporated by reference to IASIS Healthcare Corporation’s Current Report on Form 8-K filed on February 11, 2003.

(b) Reports on Form 8-K:

      None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODESSA REGIONAL HOSPITAL, LP

	By:	IASIS Healthcare Holdings, Inc. General Partner

Date: December 24, 2003	By:	/s/ Timothy Adams Timothy Adams Vice President and Chief Executive Officer — Odessa Regional Hospital, LP

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy Adams Timothy Adams	Vice President and Chief Executive Officer — Odessa Regional Hospital, LP of IASIS Healthcare Holdings, Inc. (Principal Executive Officer)	December 24, 2003

/s/ Stacey Gerig Stacey Gerig	Vice President and Chief Financial Officer — Odessa Regional Hospital, LP of IASIS Healthcare Holdings, Inc. (Principal Financial and Accounting Officer)	December 24, 2003

/s/ Ramsey A. Frank Ramsey A. Frank	Director of IASIS Healthcare Holdings, Inc.	December 24, 2003

/s/ Paul S. Levy Paul S. Levy	Director of IASIS Healthcare Holdings, Inc.	December 24, 2003

/s/ Jeffrey L. Lightcap Jeffrey L. Lightcap	Director of IASIS Healthcare Holdings, Inc.	December 24, 2003

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

      No annual report or proxy material has been sent to security holders.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Limited Partnership of Odessa Regional Hospital, LP, as filed with the Secretary of State of the State of Delaware on September 24, 1999 (1)

3.2	Amended and Restated Limited Partnership Agreement of Odessa Regional Hospital, LP (2)

4.1	Indenture, dated as of June 6, 2003, among IASIS Healthcare Corporation, the Subsidiary Guarantors and The Bank of New York, as Trustee (2)

4.2	Form of Subsidiary Guarantee dated as of June 6, 2003, executed by each of the Subsidiary Guarantors (2)

4.3	Indenture, dated as of October 15, 1999, among IASIS Healthcare Corporation, the Delaware and Limited Partnership Subsidiary Guarantors and The Bank of New York, as Trustee (3)

4.4	Senior Subordinated Guarantee, dated October 15, 1999 by the Delaware and Limited Partnership Subsidiary Guarantors in favor of (i) the holders of IASIS Healthcare Corporation’s 13% Senior Subordinated Exchange Notes due 2009 and (ii) The Bank of New York, as Trustee under the Indenture governing the above-referenced notes (3)

10.1	Amended and Restated Credit Agreement dated as of February 7, 2003, among IASIS Healthcare Corporation, as Borrower, Certain Subsidiaries of the Borrower, as Guarantors, Various Lenders, CitiCorp North America, Inc. and UBS AG, Stamford Branch, as Co-Syndication Agents, General Electric Capital Corporation and Residential Funding Corporation dba GMAC-RFC Health Capital, as Co-Documentation Agents, Bank of America, N.A., as Administrative Agent and Banc of America Securities, LLC and Salomon Smith Barney Inc., as Joint Lead Arrangers and Joint Book Managers (4)

10.2	First Amendment to Credit Agreement dated as of May 21, 2003, by and among IASIS Healthcare Corporation, the Subsidiary Guarantors, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (2)

31.1	Certification of Person Performing Functions of Principal Executive Officer pursuant to Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Person Performing Functions of Principal Financial Officer pursuant to Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Partnership’s Registration Statement on Form S-4 (Registration No. 333-94521-24).

(2)	Incorporated by reference to the Partnership’s Registration Statement on Form S-4 (Registration No. 333-106612-02).

(3)	Incorporated by reference to IASIS Healthcare Corporation’s Registration Statement on Form S-4 (Registration No. 333-94521).

(4)	Incorporated by reference to IASIS Healthcare Corporation’s Current Report on Form 8-K filed on February 11, 2003.